Form 10KSB
period 1999-12-31
ALLNETSERVICES COM CORP
filed 2000-03-24
CIK 1093173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(Mark One)

 X   report under section 13 or 15(d) of the Securities Exchange Act of 1934 for
---- the fiscal year ended December 31, 1999.

     Transition report under section 13 or 15(d) of the Securities Exchange Act ---- of 1934 for the transition period from ____ to ____.

Commission File No:   000-30108

                             ALLNETSERVICES.COM CORP
                     (Name of small business in its charter)

           Florida                                           65-0755455
           -------                                           ----------
   (State or other jurisdiction                            (IRS Employer
          of Incorporation)                             Identification No.)

                        3650 Coral Ridge Drive, Suite 101
                        ---------------------------------
            Address of Principal Executive Office (street and number)


                          Coral Springs, Florida 33065
                          ----------------------------
                            City, State and Zip Code

Issuer's telephone number: (954) 346-7575

Securities registered under Section 12(b) of the Act:

         None

Securities to be registered under Section 12(g) of the Act:

         Common Stock, par value $.01


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         State issuer's revenue for its most recent fiscal year: $4,218,613.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $10,688,640 as of March 15, 2000.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,007,200 shares of common stock as of March 15, 2000.

         (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.


                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General
-------

         AllnetServices.com Corp. a Florida corporation (the "Company") is in the business of Internet sales. The Company was incorporated on October 10, 1992 and became operational in April 1997, and is headquartered at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065.

History:


         The Company started with two distinct revenue generating operations; the sales and marketing of high-end copier parts and an interactive on-line auction site on the World Wide Web for the purpose of auctioning new, refurbished and close-out computer hardware and software products. Sales attributed to the Internet accounted for 14% of the total revenues for the year ending December 31,1997. During the course of 1998, sales attributed to the Internet increased to 35% of the total revenues for the year ending December 31, 1998. This increase in revenues related to the Internet in 1998 is due to the launching of several new e-commerce web sites, and the Company offering web site design and development services. Subsequent to November 1998, the Company was no longer involved in its high-end copier part sales due to the restructuring of its largest customer and decreased demand for these parts.




Business:

         The Company now focuses its efforts on the on-line marketing and distribution of a broad range of products and services at wholesale prices to both consumer and trade customers and offers Internet-related services to businesses and end-users. The growth of the Internet and its emergence as an effective new sales medium, combined with consumer enthusiasm generated by the Company's interactive auction format, e-commerce shopping sites and Internet services, creates a significant business opportunity. The Company intends to leverage its position as an Internet retailer of new, refurbished and close-out merchandise by enhancing its brand recognition, continuing to provide a compelling shopping experience, developing incremental revenue opportunities and building on its technology. E-commerce is defined as electronic commerce, or the sale of goods and services on-line via the World Wide Web.

         There are many factors that could affect the success of the Company. To the extent that our marketing efforts do not result in significantly higher net sales, we will be materially adversely affected. The Company must continue to develop sources for price competitive product in the refurbished marketplace. If we are unable to accomplish that task, we will be adversely affected. Also, we could expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may affect our operating results include the availability of competitive products for resale, success of joint ventures, mix of product sales and the ability to attract and maintain high quality sales, marketing and technology staff.

         In its early stages of development, the Company spent seven months designing proprietary, fully scalable systems architecture for the Internet shopping marketplace. The Company's system is designed to fully integrate all aspects of retail transaction processing including order placement, secure payment verification, inventory control, order fulfillment and vendor invoicing in one seamless and automated process. The Company believes that the principal competitive factors in its market are price, speed of fulfillment, wide selection, personalized services, ease of use, 24-hour accessibility, convenience, reliability, and quality of editorial and other site content. The Company has developed a creative auction format and e-tailing experience on the Web that combines a highly automated infrastructure with a user-friendly interface designed to enhance the convenience and ease of online shopping. E-tailing is a term used to describe electronic retailing, or sales of goods via the World Wide Web. The Company currently has eleven full time employees.

         If the Company cannot maintain its current technology systems and upgrade to keep up with technology changes, and develop our systems and infrastructure, this could adversely affect the results of operations. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. The occurrence of technical or communications failures, systems downtime and Internet disruptions could also adversely affect the Company's ability to service customers and process orders. The Company has not experienced any serious complications relating to its servers or web sites to date, but there can be no assurance these events will not take place in the future.

Products:

         The Company offers web hosting, professional graphics design and animation, data base management and web site development.

         Additionally, The Company currently owns and operates six Internet sites: AllnetDirect.com, Allmonitors.com, GoingOnce.net, Allnotebooks.com, Allnetvoice.com and AllnetServices.com. AllnetDirect.com is an electronic computer mall on the World Wide Web, listing over 45,000 computer-related products from IBM, Digital, Intel, NEC, 3Com, Cisco Systems, Microsoft, and many more. Allmonitors.com is a Web site dedicated solely to offering monitor-related merchandise, from refurbished 15" Viewsonic and brand new 21" NEC monitors to large projection screens, projector equipment and LCD's (liquid crystal display). GoingOnce.net, the Company's auction site, currently specializes in selling new, refurbished and closeout desktop and notebook computers, monitors, laser and inkjet printers, scanners, digital cameras, software, and computer related accessories. Allnotebooks.com specializes in notebook computers, PDA's (personal digital assistants) and accessories. Allnetvoice.com offers voice and speech-related technology products. The Company also maintains two additional web sites, Allcopiers.com and Deviceline.com. in which the Company developed and maintains the web sites and earns a commission for goods sold through them. AllnetServices.com is the Company's main corporate web site where visitors can get news about the Company, and learn more about the services the Company can provide. Deviceline.com is currently in development and is not operational. GoingOnce.net currently cannot be accessed on the World Wide Web because it is down for redesign.

         The Company promotes its e-commerce sites to the retail and corporate buyer through banner and sponsorship advertisements on the World Wide Web. These advertisements are targeted at individuals who are likely to visit specific sites and make a purchase. A number of these sites can be best described as "what to buy and where to buy it" sites. They include sites such as Shopper.com, Computers.com, AOL.com, CompuServe.com and Techshopper.com. Most sites of this nature are content-driven and provide product reviews, price comparisons, and buyer's tips. Several of the Company's larger competitors advertise on this type of site. The Company also employs several inside sales representatives to help customers and to prospect businesses from leads generated from its web sites. These business customers range in size from small computer resellers to larger distribution type customers.

         The Company markets its web design services primarily to small and medium sized businesses, both locally and nationally through various promotions including mailings, radio advertising and direct sales efforts using inside sales staff.

         The Company procures the majority of its new products for resale from one large computer product distribution company, Tech Data Corporation. Refurbished and close-out products are purchased from a variety of sources including the original manufacturers of these products, and distributors. The Company believes that this distribution channel for the procurement of refurbished products is strong, but future changes or consolidation could effect the sources for product and negatively impact the Company's product offering.

         The Company currently does not manufacture, re-manufacture or refurbish any products it markets.

         The Company distributes its products in several ways. New products are drop shipped directly to our customers from various warehouses operated by Tech Data Corporation. This is the case for products sold on all of the Company's web sites. Refurbished and close-out products sold are distributed directly by our vendors, or from inventory housed in the Company's warehouse in Coral Springs, FL. Products purchased by our larger distribution type customers are drop shipped from the vendors. Web site design and development work is either housed on the Company's servers in Coral Springs, FL or distributed to customers electronically.

         The Company intends to compete with its competitors in various ways. The Company will attempt to expand its customer base and encourage repeat buying through new product offerings and multiple sales and marketing programs including: (i) on-line and off-line marketing and promotional campaigns, (ii) inside sales and telemarketing campaigns, (iii) affiliate programs with targeted Web sites, and (iv) direct marketing programs to existing customers. The Company will also concentrate on its customer service performance to attract new customers and maintain its existing customer base through increased in house training and customer contact. Additionally, the Company will attempt to reduce customer acquisition costs by employing a commissioned direct sales force targeting particular product lines.

         In the first 2 years of the Company's development, sales derived directly from the Internet accounted for approximately 14% of the total sales for 1997 and approximately 35% in 1998. After November 1998, the Company's business model changed to its present form with 100% of revenue derived from Internet related sales and services.


Market:

         Growth in Internet usage has been fueled by a number of factors, including the large and growing base of personal computers installed in the workplace and the increased awareness of the Internet among consumer and trade customers.

         According to Internet World, computers and computer equipment represent the number one category on the Internet in terms of what consumers are purchasing on line. The market for new and used computers is estimated at well over $100 billion for 1999 worldwide and U.S. personal computer sales at more than $50 billion, according to the Computer Almanac. Experts predict growth rates in this market of 6% annually well into the twenty-first century. Industry analysts agree, citing that changing technologies will continue to drive the demand for newer and faster personal computers.

         According to Dataquest, worldwide monitor sales have sustained double-digit unit and sales growth the past four years. As technology for computers and other accessories continue to drive prices downward, advancement in monitors has been mostly stagnate keeping prices stable, and margins attractive. Dataquest reports that sales of monitors across the globe exceeded $28 billion in 1997 and that sales in North America alone totaled more than $10 billion. Unit and sales growth, both globally and in North America, are projected to increase an average of 10% over the next four years, with prices declining only slightly.

         Internet services as well are seeing more and more business. Growing demand for better performance and more useful content has driven many companies to out-source their Web hosting and design resources.

         The Company currently has an extremely small portion of these markets and there can be no assurances that it will be able to penetrate these markets further in the future.

Competition:


         There are many competitors in the Internet commerce arena. Several notable Internet retailers operate under a similar model as the Company. They include Cyberian Outpost, (NASDAQ: COOL), Egghead (NASDAQ: EGGS), OnSale (NASDAQ: ONSL), Buy.com, eBay (NASDAQ: EBAY) and Insight (NASDAQ: NSIT). Most of these companies not only distribute solely through the Internet but also utilize only one major supply channel for their source of new hardware, software and other computer equipment. Further, some of these competitors have not diversified their offerings beyond computer products.

         Many of the Company's competitors have significant competitive advantages. Internet search engines, and large traditional retailers have significantly greater operating histories, customer bases and brand recognition and/or e-commerce experience. In addition, certain competitors may be able to devote significantly greater resources to marketing campaigns, attracting traffic to their Web sites and attracting and retaining key employees. As we expand the Company's business through the introduction of new products and services, the Company will face competition from established providers of these products and services.

         The Company also potentially faces competition from a number of on-line services that have expertise in developing on-line commerce and facilitating Internet traffic. These potential competitors include Amazon.com, America Online, Microsoft and Yahoo! who could choose to compete with the Company either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in on-line commerce and direct marketing could also seek to compete in the buyer driven commerce market.


Technology/Year 2000:

         The Company has assessed its internal computerized systems to determine its ability to correctly identify the Year 2000 and has found that they will correctly identify the Year 2000. Beyond our internal computer systems, we rely on third party networks for our access to the Internet and several vendors for products sold through our web sites. Any failure of third-party networks, systems or services or computer systems of our vendors could have a material adverse impact on our business. Our business depends on the satisfactory performance and reliability of the external communication and computer networks, systems and services integral to the Internet. These networks, systems and services are maintained or provided by third parties and could affect the ability of customers to access and purchase products at our Web sites. Also, such failures could result in system interruptions or failures, including our inability to process and ship orders, to collect credit card payments and to provide effective customer service, which could cause the loss of business and customers and could subject us to claims for damages. The severity of these possible problems would depend on the nature of the problem and how quickly they could be corrected or an alternate implemented, which is unknown at this time.

         As a result of our reliance on these third parties, the success of our plan to address the Year 2000 issues depends in part on parallel efforts being undertaken by such other third parties. We have identified and initiated communications with those third parties whose networks, systems or services are critical to our business to determine the status of these entities' Year 2000 compliance. We cannot assure that all such parties will provide accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. In an attempt to mitigate the risk of noncompliance by certain critical service providers, we have begun to diversify our use of certain services among several providers. However, we cannot assure that this diversification will mitigate the risk of noncompliance.

         Costs related to our efforts to address Year 2000 issues have not been material to date. We expect to fund the Year 2000-related costs through funds provided by operations and do not expect these costs to have a material adverse effect on our liquidity or results of operations. Our estimates of the cost of these efforts are partially based on numerous assumptions about future events. Actual costs could differ materially from these estimates.

         During the Company's initial development phase, the network infrastructure and proprietary technology evolvement was designed as the foundation for the future. The custom software that operates the Company's e-tailing sites, has automated many of the procedures, such as order generation, vendor product listing, invoicing and inventory control necessary for a successful Internet company. The Company now also has the capability to host hundreds of web sites on its servers, with expansion capacity for thousands more.

         The Company's electronic commerce and data warehouse systems utilize a combination of Microsoft and UNIX operating system technologies. On the Microsoft side, the latest version of NT Enterprise operating system runs the Company's mission critical backoffice platform applications while simultaneously supporting the UNIX front end on Hewlett Packard and IBM Netfinity servers. All company data is maintained in a widely accepted universal SQL format, by way of SQL server clusters. This allows for easy movement of data across platforms, and increased levels of security. All data is secure using the latest firewall security technology and back up devices for archiving and storage. The marriage of these systems is accomplished by software tools provided in Microsoft's Visual Development Studio 6.0 and native, proprietary applications designed and compiled by Allnet, directly on the UNIX hosts using both the C++ and PERL scripting languages. The use of widely accepted programming languages and database applications makes for efficient and economical modification and maintenance.

         Remote access, dial-up and hosting services are provided for the UNIX, NT, Windows, and Mac clients via Microsoft Site Server Commerce edition and UNIX systems running both Netscape FastTrack and Apache web servers. These programs are widely accepted and tested in the computer industry. Supplemental operations such as electronic mail, messaging, and collaboration services are provided by both simple UNIX SMTP servers, and a primary Microsoft Exchange Server. By using industry standard software programs and tools, the Company can maintain its sites and upgrade to meet technology changes in the future. Although the Company has not experienced any long-term critical outages of its web sites to date, there can be no assurance that future software problems will not arise that could affect its ability to keep its sites in operation. Those outages could have an adverse effect on operations.

Employees
---------

         The Company employs a total of 12 on a full-time and part-time basis. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

         The Company's headquarters is located at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065. and its telephone number is (954) 346-7575


ITEM 2.        DESCRIPTION OF PROPERTY.

         The Company's office is currently located at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065. Pursuant to a written lease, the Company leases approximately 3,870 square feet at an annual rent of $ 36,000. The lease is for a term of 3 years.


ITEM 3.        LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceeding are known to be contemplated. In addition, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

                                     Part II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades in the over-the-counter market under symbol ANSC on the OTC Electronic Bulletin Board. There was no trading in the Company's Common Stock prior to March, 1997. The following table shows the quarterly high and low bid prices for the calendar year 1998 and the first half of 1999 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

YEAR              PERIOD                   HIGH              LOW

1998             First Quarter             $1.00            $0.37
                 Second Quarter            $2.00            $0.43
                 Third Quarter             $0.81            $0.25
                 Fourth Quarter            $17.50           $0.43

1999             First Quarter             $4.00            $1.75
                 Second Quarter            $3.87            $1.25
                 Third Quarter             $1.12            $0.50
                 Fourth Quarter            $1.00            $0.37

         As of December 31, 1999, there were approximately 197 holders of record of the Company's Common Stock.Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

         The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

         The Company's transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 and Interwest's telephone number is (801) 272-9294.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this registration statement.

        Overview:

         The Company specializes in the marketing and distribution of a broad range of products and services at wholesale prices to both retail and business customers and offers Internet-related services to businesses and end-users. The Company intends to leverage its position as an Internet retailer of new, refurbished and close-out merchandise by enhancing its brand recognition, continuing to provide a compelling shopping experience, developing incremental revenue opportunities and building on its technology. The Company also offers web hosting, professional graphics design and animation, data base management and web site development targeting small to medium sized businesses.

         Management believes that the key factor affecting the Company's long-term financial success is its ability to attract and retain customers in a cost-effective manner. Currently, the Company is seeking to expand its customer base and encourage repeat buying through multiple domestic marketing programs. Such programs include: (i) brand development, (ii) on-line and off-line marketing and promotional campaigns (iii) direct marketing programs designed to generate repeat sales from existing customers, and (iv) growth of the Company's direct sales force concentrating on small to mid sized businesses.

         Focusing efforts on higher margin products such as office automation solutions including digital copiers and laser printers, the Company is in the final stages of approval for a dealer agreement with a major manufacturer of copiers and printers. The Company expects this agreement to complement its web presence in the office automation marketplace, and increase overall revenue and margins. The Company will promote this new venture with the addition of new outside sales representatives and on-going promotions including print advertising, radio, direct mail and targeted e-mail campaigns. The Company is also expanding its web development group with the addition of several outside marketing representatives to target the South Florida small to medium business market.

         The Company expects to experience fluctuations in its future operating results due to a variety of factors, many of which are outside the control of the Company. Factors that may affect the Company's operating results include the frequency of new product releases, success of strategic alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and peripheral products vary widely, with computer hardware generally having the lowest gross profit margins. While the Company has some ability to affect its gross margins by varying its product mix with higher margin products such as refurbished copier products and pagers, the Company's sales mix will vary from period to period and the Company's gross margins will fluctuate accordingly.

Results of Operations.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1999.

         Net sales are comprised of product sales, net of returns and allowances. Net sales increased from $380,306 in 1998 to $4,218,613 for 1999. This change in net sales was due to increased marketing efforts to our large customers for displays and peripheral products as well as increased marketing efforts for our web sites resulting in a larger customer base and repeat purchases from existing customers.

         Cost of sales increased from $270,208 in 1998 to $4,009,074 in 1999. As a percentage of net sales, the Company's gross margin was 28% for 1998 and 5% for 1999. This decrease in gross margin is due to the increase in sales of lower margin new display products and peripherals, which eroded the overall gross margin.

         Selling, general and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expense, as well as professional fees and advertising costs. Selling general and administrative expenses were $1,085,146 for 1998 and $4,207,638 for 1999. This increase was due primarily to the issuance of restricted common stock to consultants for services rendered to the company in lieu of cash compensation. These consultants provided sales and marketing support, and general business development support as needed as by the Company. This increase was also due to the professional fees and costs associated with compliance to become a fully reporting company.

         Net cash used in operating activities was $525,512 for 1998 and $1,510,603 for 1999. Net cash used in operating activities was primarily attributable to net losses and partially offset by increases in trade payables and amounts due to related parties.

         Net cash used in investing activities was $21,396 for 1999. This was primarily related to purchases of property and equipment.

         Net cash provided by financing activities was $1,517,614 for the twelve months ended December 31, 1999. Net cash provided by financing activities resulted from the issuance of common stock in a Private Placement Offering.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had a $337,245 working capital deficiency. The Company is currently evaluating various equity and debt sales to raise capital to carry out its operating plan for fiscal 2000. The Company believes it will require approximately $400,000 to effectively carry out its operating plan for fiscal 2000. In an effort to reduce costs, the Company has made various changes in the compensation of certain employees. Also, with the hiring of additional sales representatives, the Company expects that revenues generated from sales and other internally generated capital will be sufficient to cover operating expenses until additional capital can be raised. There can be no assurance that such funds will be available to the Company on terms acceptable to it, or at all. If these funds are not available to the Company, operating and business results likely will be materially adversely affected. These adverse results could include but are not limited to: (i) a reduction in personnel which would decrease sales and revenue production (ii) a decrease in new business ventures due to lack of funds available to purse new opportunities
(iii) the inability to purchase products for resale (iv) the inability to maintain our computer systems and e-commerce Web sites necessary for continued operations. The Company's capital requirements will depend on numerous factors, including the rates at which the Company expands its personnel and infrastructure to accommodate growth and invests in new technologies. In addition, as part of its strategy, the Company evaluates potential alliances with businesses that extend or complement the Company's business. Future alliances may be funded with alliance financing, institutional financing, or additional equity offerings. There can be no assurance that future alliances, if identified, will be consummated by the Company.


ITEM 7.        FINANCIAL STATEMENTS.

         Index to Financial Statements

         Report of Independent Certified Public Accountant... 14
         Balance Sheet....................................... 15
         Statement of Operations............................. 16
         Statement of Shareholders' Deficit.................. 17
         Statements of Cash Flows............................ 18-19
         Notes to Financial Statements....................... 20-25

                         BERKOWITZ DICK POLLACK & BRANT
                       CERTIFIED PUBLIC ACCOUNTANTS, LLP




                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Allnetservices.com Corp.

         We have audited the accompanying balance sheet of Allnetservices.com Corp. as of December 31, 1999 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allnetservices.com Corp. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Allnetservices.com Corp. will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/  BERKOWITZ DICK POLLACK & BRANT


February 9, 2000
Miami, Florida




                            ALLNETSERVICES.COM CORP.
                                  BALANCE SHEET
                               December 31, 1999

ASSETS

 CURRENT ASSETS
   Trade receivables, (net of allowance for doubtful accounts
       of $90,000)                                                                                             $    25,202
   Due from factor                                                                                                 790,040
   Other receivables                                                                                                   550
   Inventories (net of allowance for obsolescence of $11,000)                                                        8,158
   Advances to suppliers (net of allowance for doubtful accounts
        Of $230,000)                                                                                                    --
                                                                                                               -----------

      TOTAL CURRENT ASSETS                                                                                         823,950

 PROPERTY AND EQUIPMENT, net                                                                                        48,886


 OTHER ASSETS                                                                                                        7,268
                                                                                                               -----------

      TOTAL ASSETS                                                                                             $   880,104
                                                                                                               ===========

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
   Accounts payable                                                                                            $   275,265
   Due to factor                                                                                                   767,614
   Due to related party, net                                                                                        95,182
   Accrued expenses                                                                                                 23,134
                                                                                                               -----------

      TOTAL CURRENT LIABILITIES                                                                                  1,161,195

 COMMITMENTS

 SHAREHOLDERS' DEFICIT
   Common Stock - $.0001 par value; authorized 50,000,000 shares, issued and outstanding, 10,044,700 shares
                                                                                                                     1,005
   Additional paid-in capital                                                                                    5,175,863
   Accumulated deficit                                                                                          (5,457,959)
                                                                                                               -----------

      TOTAL SHAREHOLDERS' DEFICIT                                                                                 (281,091)
                                                                                                               -----------

      TOTAL LIABILITIES AND
       SHAREHOLDERS' DEFICIT                                                                                   $   880,104
                                                                                                               ===========



                            ALLNETSERVICES.COM CORP.
                             STATEMENT OF OPERATIONS
                                December 31, 1999

                                                               Years Ended December 31,
                                                               ------------------------
                                                               1999                1998
                                                               -----               ----
Net sales                                                     $ 4,218,613    $   380,306

Cost of sales                                                   4,009,074        270,208
                                                              -----------    -----------

   GROSS PROFIT                                                   209,539        110,098

Selling, general and administrative expenses                    4,207,638      1,085,146
                                                              -----------    -----------

     LOSS FROM OPERATIONS BEFORE
      INCOME TAX BENEFIT                                       (3,998,099)      (975,048)

Income tax benefit                                                     --             --
                                                              -----------    -----------


   NET LOSS                                                   $(3,998,099)   $  (975,048)
                                                              ===========    ===========


Basic and diluted net loss per common share                   $     (0.42)   $     (0.15)
                                                              ===========    ===========

Weighted average common shares used
in computing basic and diluted net loss per
common share                                                    9,448,033      6,723,567
                                                              ===========    ===========

                            ALLNETSERVICES.COM CORP.
                       STATEMENT OF SHAREHOLDERS' DEFICIT


                                                Common
                                                Shares        Common      Additional     Accumulated
                                             Outstanding      Stock    Paid-in Capital     Deficit       Total
                                             ------------     ------   ----------------    --------      -----
Balance at December 31, 1997                   6,591,700   $       659   $   719,648   $  (484,812)   $   235,495


Issuance of Shares - Note G                      580,000            58       168,342                      168,400


Issuance of Shares - Note G                      644,000            65       294,635                      294,700


Net Loss                                              --            --            --      (975,048)      (975,048)
                                             -----------   -----------   -----------   -----------    -----------


Balance at December 31, 1998                   7,815,700           782     1,182,625    (1,459,860)      (276,453)


Issuance of Shares - Note G                      550,000            55       699,945                      700,000


Issuance of Shares - Note G                    1,254,000           125     2,171,486                    2,171,611


Issuance of Shares - Note G                      400,000            40     1,065,560                    1,065,600


Issuance of Shares - Note G                       25,000             3        56,247                       56,250


Net Loss                                              --            --            --    (3,998,099)    (3,998,099)
                                             -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999                  10,044,700   $     1,005   $ 5,175,863   $(5,457,959)   $  (281,091)
                                             ===========   ===========   ===========   ===========    ===========


                See accompanying notes to financial statements.


                            ALLNETSERVICES.COM CORP.
                            STATEMENTS OF CASH FLOWS
                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                   1999                 1998
                                                                                   -----                ----
Cash flows from operating activities:
  Net loss                                                                        $(3,998,099)   $  (975,048)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                                                        11,568          8,166
   Provision for bad debts                                                             55,225             --
   Issuance of common stock for services,  licensing fees
     and agreements                                                                 3,293,460         68,400
   Changes in assets and liabilities:
     (Increase) decrease in trade receivables                                         (25,569)        29,460
     (Increase) in due from factor                                                   (790,040)            --
     (Increase) in other receivables                                                     (550)       (10,000)
     Decrease in inventories                                                            2,529         34,588
     Decrease in advances to supplier                                                      --         59,803
     (Decrease) increase in accounts payable                                             (316)       151,070
     (Decrease) increase in due to related party, net                                 (21,243)       102,552
     (Decrease) increase in accrued expenses                                          (37,568)         5,497
                                                                                  -----------    -----------
      Total adjustments                                                             2,487,496        449,536
                                                                                  -----------    -----------

       NET CASH USED IN
        OPERATING ACTIVITIES                                                       (1,510,603)      (525,512)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Expenditures for equipment                                                          (21,396)       (12,713)
                                                                                  -----------    -----------

       NET CASH USED IN
        INVESTING ACTIVITIES                                                          (21,396)       (12,713)
                                                                                  -----------    -----------

Cash flows from financing activities:
  Decrease (increase) in restricted cash                                               50,000        (50,000)
  Increase in due to factor                                                           767,614             --
  Issuance of common stock                                                            700,000        198,200

  Costs of raising capital                                                                 --         (3,500)
                                                                                  -----------    -----------

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                                        1,517,614        144,700
                                                                                  -----------    -----------



                            ALLNETSERVICES.COM CORP.
                       STATEMENTS OF CASH FLOWS--Continued
                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                   1999                 1998
                                                                                   -----                ----

       NET DECREASE IN CASH                                                          (14,385)        (393,525)

CASH AT BEGINNING OF YEAR                                                             14,385          407,910
                                                                                   ---------        ---------

CASH AT END OF YEAR                                                                $      --        $  14,385
                                                                                   =========        =========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

  Cash paid during the year for:
   Interest                                                                        $   4,716        $     908
                                                                                   =========        =========
   Income taxes                                                                    $      --        $      --
                                                                                   =========        =========





SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


During 1999, the Company issued 1,254,000 shares of restricted common stock, valued at $2,171,611, to third parties for services provided to the Company. Additionally, the Company issued 400,000 shares of restricted common stock, valued at $1,065,600 to a third party for software licensing fees. The Company also issued 25,000 shares of restricted common stock valued at $56,250 to a third party for a joint venture agreement.

During 1998, the Company issued 500,000 common shares to two corporations controlled by a relative of the Company's president in payment of advances previously made by the corporations to the Company amounting to $200,000.

During 1998, the Company issued 330,000 common shares, valued at $68,400, to unrelated third parties for services provided to the Company.

                            ALLNETSERVICES.COM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Create-a-Basket, Inc. ("CAB") was incorporated in October 1992. CAB had insignificant operations through December 31, 1996. Effective March 1997, CAB changed its name to Tasar Electronics Corp. ("Tasar"). In June 1997, Tasar issued 7,000,000 common shares to Tasar Electronics, Ltd. and 1,000,000 common shares to Tasar Holdings, Ltd. resulting in a change in control of Tasar. In June 1997, the Board of Directors of Tasar approved a reverse stock split of the original shares of Tasar in which one share of newly issued common stock of Tasar was exchanged for two existing outstanding shares. Effective March 1998, Tasar changed its name to Allnetservices.com Corp. (the "Company").

Business: The Company is engaged in the marketing and distribution of electronic consumer products in the United States and foreign markets through conventional direct and indirect distribution channels and the Internet. In connection with its Internet sales, the Company owns and operates an Internet auction site through which it sells its products to consumers and conducts several Internet related businesses including web hosting services, Internet site design, graphics design and data base management. In 1999 and 1998, internet related sales amounted to approximately 11% and 35% of total sales respectively.

Inventories: Inventories, consisting primarily of new and used computer software, computer equipment and copier parts, are valued at the lower of cost (first-in, first-out method) or market.

Property and equipment: Property and equipment is recorded at cost. Expenditures for major betterments and additions are capitalized. Repairs and maintenance expenditures which do not extend the useful life of the applicable assets are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $11,568 and $8,166 for the years ended December 31, 1999 and 1998, respectively.

Advertising Costs: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 1999 and 1998 were approximately $40,000 and $124,000, respectively.

Income Taxes: Deferred income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential income tax law or rate changes.

Comprehensive Income: The Company has no components of other comprehensive income (loss). Accordingly, net loss equals the comprehensive loss for all periods presented.

Net Loss Per Share: Basic and diluted net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the year. There were no common share equivalents outstanding at December 31, 1999 and 1998.

Fair Value Information: The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these instruments.

Segment Reporting: Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial reports. The Company views its operations and manages its business as one segment: the marketing and distribution of electronic consumer products and web hosting services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications were made to the 1998 financial statements to conform with the current year presentation.

NOTE B--GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $4,000,000 and $975,000 for the years ended December 31, 1999 and 1998, and has a shareholders' deficit and negative working capital amounting to approximately $281,000 and $337,000, respectively, at December 31, 1999. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management of the Company is currently evaluating various proposals to obtain additional capital which include the sale of additional equity securities and the incurrence of debt. The Company is also lowering its cost structure through various changes in compensation of certain employees and management is in the final stages of obtaining a dealer agreement for a new line of electronic products in an effort to increase sales and margins. Additionally, the Company is in the process of adding several sales people to increase the volume of higher margin web design and development work.

The Company's continuation as a going concern is dependent upon its ability to raise additional capital and generate sufficient cash flows from operations to meet its obligations on a timely basis, and ultimately to achieve profitable operations. There can be no assurance that management's efforts in this regard will be successful.


NOTE C--RELATED PARTY TRANSACTIONS

During 1997, the Company advanced $259,000 to a company which supplies computer related products to Allnetservices.com Corp. The Company recorded a reserve amounting to $189,000 related to these advances as of December 31, 1997. During 1998, the Company received inventory from this supplier which reduced the advance amount to $189,000 at December 31, 1998 which amount is fully reserved at December 31, 1998. Certain members of the Company's management are common shareholders of this supplier.

At December 31, 1999, the Company owes approximately $59,000 to a corporation controlled by a relative of the Company's president. Additionally, the Company owes approximately $36,000 to a relative of the Company's president.

The president of the Factor (Note E) was issued 250,000 restricted common shares of the Company for $100,000 in December 1998.

During 1998, the Company issued 500,000 shares of common stock to repay $200,000 of advances made to the Company from corporations controlled by a relative of the Company's president.


NOTE D--PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 consists of the following:

Office equipment                                                   $   64,225
Furniture and fixtures                                                  6,119
                                                                   ----------
                                                                       70,344
                  Less: accumulated depreciation                       21,458
                                                                   ----------
                                                                   $   48,886
                                                                   ==========
NOTE E--FACTORING AGREEMENT

In November 1998, the Company entered into a factoring agreement (the "Agreement") in which the Company contracted to sell certain of its accounts receivable, with recourse, to a corporation (the "Factor"), a related party (See Note C), at 98% of face value. In the event certain accounts are not acceptable to the Factor due to, among other things, credit worthiness or the nature of the product sold, the Factor may agree to accept the account at a lower percentage of face value. All accounts sold pursuant to the Agreement must be approved by the Factor within a reasonable period of time. Amounts due the Factor under the Agreement are collateralized by substantially all of the Company's assets. The Agreement expired in November 1999. The Company and the Factor have continued operating under the terms of the expired Agreement.

NOTE E--FACTORING AGREEMENT--Continued

During 1999 and 1998, the Factor earned approximately $47,000 and $0, respectively, of fees under the Agreement.

NOTE F--LINE OF CREDIT

In November 1998, the Company entered into a revolving line of credit agreement with the Factor which allows for borrowings up to $100,000. This agreement was canceled as of July 1999. During 1999, the Company paid approximately $3,700 in interest to the Factor for the use of these funds.

NOTE G--SHAREHOLDERS' DEFICIT

During fiscal 1998, the Company issued 580,000 shares of restricted common stock for cash amounting to $100,000 and for services rendered to the Company valued at $68,400.

In fiscal 1998, the Company issued 644,000 shares of common stock to certain suitable investors pursuant to a Regulation D Rule 504 Offering Memorandum. The Company sold 144,000 shares of common stock at prices ranging from $.50 to $1.00 per share, and the Company issued 500,000 shares of common stock in exchange for the repayment of $200,000 of advances from corporations controlled by a relative of the Company's president. Gross cash proceeds to the Company related to this offering amounted to $98,200. The Company incurred commissions of $3,500 on this offering.

During fiscal 1999, the Company sold 550,000 shares of common stock to certain suitable investors pursuant to a Regulation D Rule 504 Offering. The shares of common stock were sold at prices ranging from $0.857 to $2.00 per share. Gross cash proceeds to the Company related to this offering amounted to $700,000. There were no incidential expenses relating to this offering.

During 1999, the Company issued 1,254,000 shares of restricted common stock, valued at $2,171,611, to third parties for services provided to the Company. Additionally, the Company issued 400,000 shares of restricted common stock, valued at $1,065,600 to a third party for software licensing fees. The Company also issued 25,000 shares of restricted common stock valued at $56,250 to a third party for a joint venture agreement.

NOTE H--INCOME TAXES

The Company has a deferred tax asset of approximately $1,852,000 and $195,000 resulting primarily from net operating losses at December 31, 1999 and 1998, respectively. A valuation allowance of $1,852,000 and $195,000 was recorded to reduce this deferred tax asset to zero at December 31, 1999 and 1998, respectively. For federal income tax purposes, the Company has net operating loss carryforwards of approximately $5,043,000 expiring through the year 2019.

NOTE I--COMMITMENTS

The Company leases office space under a non-cancelable operating lease which commenced in May 1997. The lease requires payments of approximately $3,200 per month and expires during June 2000, at which time the Company has the option to renew the lease for an additional two years. Rent expense for the years ended December 31, 1999 and 1998 was approximately $39,100 and $38,100, respectively.

NOTE J--CONCENTRATIONS OF CREDIT RISK

Cash concentration: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts.

Major customers: The Company had one customer that accounted for approximately 65% and another customer for approximately 64% of net sales in 1999 and 1998, respectively.

NOTE K--MAJOR SUPPLIERS

The Company purchased approximately 72% of its total purchases from two suppliers during the year ended December 31, 1999 and approximately 61% from one supplier during the year ended 1998, respectively.

NOTE L--LICENSING AGREEMENT

In January 1999, the Company entered into an agreement whereby the Company is the exclusive licensee in the United States of a single user software program that employs voice recognition technologies. The agreement required the Company to issue 400,000 shares of restricted common stock and pay certain minimum royalties. During fiscal 1999, this contract was cancelled due to non-performance by the licensor with no recourse by the Company. The Company paid approximately $25,000 of royalty fees and issued the 400,000 shares of restricted common stock (Note G) prior to the cancellation of the contract.

NOTE M--JOINT VENTURE AGREEMENT

In March 1999, the Company entered into an agreement whereby the Company will design, host and maintain a website for a mortgage company which will provide mortgages online. The Company will receive 15% of the gross fees generated by the web site. The Company issued 25,000 shares of restricted common stock to this mortgage company upon signing the agreement and is contractually obligated to issue an additional 5,000 shares of restricted common stock upon completion of every $10,000,000 of new commission generating transactions. Fees earned by the Company in 1999 related to this agreement amounted to approximately $5,000.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current executive officers, directors and significant employees of the Company are as follows:


         NAME                       AGE                        POSITION
         ----                       ---                        --------
         Anthony Byrne              39                        Chairman of the Board.

         Robert J. Aubel            40                        Director, President, Secretary, Treasurer and CEO

         Jerry Aubel                40                        Director and Vice President

                  The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information
------------------------

Anthony Byrne, age 39, is the Chairman of the Board. Mr. Byrne has held this position since May of 1999. Mr. Byrne was President and CEO of Seagil Software prior from 1991 through 1998.

Robert J. Aubel, age 40, is a Director, Secretary and Treasurer and CEO and President of the Company. Mr. Aubel has held these positions since May of 1997. Prior to that, Mr. Aubel was director of operations for Computer Access International from May 1994 to May 1997, and before that he served as a regional sales manager for Netcomm Services from March 1991 to May 1994.

Jerry Aubel, age 40, is a Director and Vice President of the Company. Mr. Aubel has held these positions since May 1997. Prior to that, Mr. Aubel was regional sales director for RSI Communications from January 1995 to May 1997, and before that he was regional sales manager for Augat Communications from July 1991 to January 1995.

Jerry Aubel and Robert Aubel are brothers.

Compliance With Section 16(a) of the Exchange Act.
-------------------------------------------------


ITEM 10.       EXECUTIVE COMPENSATION.

The Company paid the following salaries to its executives:

                                            1999                       1998
                                            ----                       ----

Robert Aubel, Pres. & CEO                  $104,000                  $ 104,000

Jerry Aubel, VP                            $ 78,000                  $  78,000

Todd Talbot, IT Director                   $ 70,000                  $  70,000

         None of the executives received any stock options or stock dividends. The three above executives received reimbursement for health insurance as part of their compensation. The directors were not compensated for any Board of Directors meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                                    Number of Shares                    Percent of
Address                                     Owned Beneficially                  Class Owned
-------                                     ------------------                  -----------
Robert Aubel, Director                         600,000                            6.0%
408 NW 120 Drive
Coral Springs, FL 33071

Jerry Aubel, Director                          500,000                            5.0%
489 Isaac Frye Highway
Wilton, NH 03086

All officers and Directors as a Group
Group (2 persons)                            1,100,000                           11.0%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1997, the Company advanced $259,000 to Computer Access International, a company which supplies computer related products to Allnetservices.com Corp. This advance was made to secure a steady stream of refurbished products for resale on the Goingonce.net web site. At the time of the advance, Computer Access had an extremely competitive product line and the Company expected to take advantage of this source of product by reserving future inventory. Subsequent to receiving several deliveries of product from Computer Access it became apparent that due to financial and other supply problems, Computer Access could not fulfill its obligation to supply product to the Company. The Company recorded an allowance for uncollectibility amounting to $189,000 related to these advances as of December 31, 1997. During 1998, the Company received inventory from Computer Access International which reduced the advance amount to $189,000 at December 31, 1998 which amount is fully reserved at December 31, 1998.

         At December 31, 1998, the Company owes approximately $50,000 to Going South Investment Company ("GSI") and $59,000 to Avara Trading Company, Inc. ("Avara") which are both controlled by David Aubel, brother of the Company's president and vice president. At March 1, 2000 the Company owed $59,000 to Avara Trading Company. This advance will be repaid at a date to be determined by the Company and Avara. GSI advanced the Company approximately $100,000 dollars during 1998 and $50,000 of these advances were repaid through the issuance of 125,000 common shares of the Company's stock. The advances made to the Company were used for inventory purchases, computer hardware and system software upgrades and for working capital.

         During 1998, the company received advances of approximately $60,000 for working capital purposes from Directors Investment Group, LTD which is also controlled by David Aubel, brother of the Company's president and vice president. All of these advances were repaid through the issuance of 150,000 shares of the Company's stock.

         During 1997, the Company received advances from Avara which resulted in the Company owing Avara approximately $214,000 as of December 31, 1997. The advances made to the Company were used for leasehold improvements, computer equipment purchases, inventory for resale and for working capital. During 1998, the Company received additional advances of approximately $35,000 from Avara. In January 1998, the Company advanced $100,000 to its president. This advance to the president was subsequently assigned to Avara and reduced the amount owed by the Company to Avara. Additionally, in December 1998, $90,000 of these Avara advances were repaid through the issuance of 225,000 common shares of the Company's stock.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    The Exhibits listed below are filed as part of this Annual
                Report.


Exhibit No.       Document
-----------       --------

         3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-30108

         3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 000-30108

         27       Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 1999.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALLNETSERVICES.COM CORP.




                                             By: /s/ Robert J. Aubel
                                             -----------------------
                                             Robert J. Aubel
                                             (Principal Executive Officer and
                                             Director)

                                             Date: March 22, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert J. Aubel
------------------                          Director               3/22/00
Robert J. Aubel

/s/ Anthony Byrne
------------------                          Director               3/22/00
Anthony Byrne


/s/ Jerry Aubel
------------------                          Director               3/22/00
Jerry Aubel