Form 10KSB/A
period 1999-12-31
ALLNETSERVICES COM CORP
filed 2000-04-18
CIK 1093173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Form 10-KSB/A

(Mark One)

[X] report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   000-30108

                             ALLNETSERVICES.COM CORP
                     (Name of small business in its charter)

                   Florida                                  65-0755455
                   --------                                 ----------
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

         Common Stock, par value $.0001


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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $10,733,640 as of March 15, 2000.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,047,200 shares of common stock as of March 15, 2000.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in our Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General
-------


         AllnetServices.com Corp. a Florida corporation (the "Company") is in the business of Internet sales. The Company was incorporated on October 10, 1992 and became operational in April 1997, and is headquartered at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065.


History:

         The Company started with two distinct revenue generating operations; the sales and marketing of high-end copier parts and an interactive on-line auction site on the World Wide Web for the purpose of auctioning new, refurbished and close-out computer hardware and software products. Sales attributed to the Internet accounted for 14% of the total revenues for the year ending December 31,1997. During the course of 1998, sales attributed to the Internet increased to 35% of the total revenues for the year ending December 31, 1998. This increase in revenues related to the Internet in 1998 is due to the launching of several new e-commerce Web sites, and the Company offering Web site design and development services. Subsequent to November 1998, the Company was no longer involved in its high-end copier part sales due to the restructuring of its largest customer and decreased demand for these parts. Company revenues in 1999 were derived from sales of electronic consumer products through conventional direct and indirect distribution channels and its various e-commerce Web sites on the Internet. The Company also realized revenue from Web site design, development, data base management and Web site hosting services. Distribution of sales for 1999 was 65% electronic consumer products, and 35% Web site design services.

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

         In its early stages of development, the Company spent seven months designing proprietary, fully scalable systems architecture for the Internet shopping marketplace. The Company's system is designed to fully integrate all aspects of retail transaction processing including order placement, secure payment verification, inventory control, order fulfillment and vendor invoicing in one seamless and automated process. The Company believes that the principal competitive factors in its market are price, speed of fulfillment, wide selection, personalized services, ease of use, 24-hour accessibility, convenience, reliability, and quality of editorial and other site content. The Company has developed a creative auction format and e-tailing experience on the Web that combines a highly automated infrastructure with a user-friendly interface designed to enhance the convenience and ease of online shopping. E-tailing is a term used to describe electronic retailing, or sales of goods via the World Wide Web. The Company currently has twelve full time employees.

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

         In the first 2 years of the Company's development, sales derived directly from the Internet accounted for approximately 14% of the total sales for 1997 and approximately 35% in 1998. After November 1998, the Company's business model changed to its present form with 100% of revenue derived from Internet related leads and sales, and Web services including Web site design, development and hosting.

Market:

         Growth in Internet usage has been fueled by a number of factors, including the large and growing base of personal computers installed in the workplace and the increased awareness of the Internet among consumer and trade customers.

         According to Internet World, computers and computer equipment represent the number one category on the Internet in terms of what consumers are purchasing on-line. The market for new and used computers is estimated at well over $100 billion for 1999 worldwide and U.S. personal computer sales at more than $50 billion, according to the Computer Almanac. Experts predict growth rates in this market of 6% annually well into the twenty-first century. Industry analysts agree, citing that changing technologies will continue to drive the demand for newer and faster personal computers.

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


Technology

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

         The Company's headquarters is located at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065. and its telephone number is (954) 346-7575


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's office is currently located at 3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065. Pursuant to a written lease, the Company leases approximately 3,870 square feet at an annual rent of $ 36,000. This lease expires in June of 2000, with the option to renew for an additional two years.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. In addition, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


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

        YEAR              PERIOD                   HIGH              LOW
        ----              ------                   ----              ---
        1998             First Quarter             $1.00            $0.37
                         Second Quarter            $2.00            $0.43
                         Third Quarter             $0.81            $0.25
                         Fourth Quarter            $17.50           $0.43

        1999             First Quarter             $4.00            $1.75
                         Second Quarter            $3.87            $1.25
                         Third Quarter             $1.12            $0.50
                         Fourth Quarter            $1.00            $0.37

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB.

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


Results of Operations.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

         Net sales are comprised of product sales, net of returns and allowances. Net sales increased from $380,306 in 1998 to $4,218,613 for 1999. The majority of this change in net sales was due to increased marketing efforts to one large customer for displays and peripheral products. A portion of the increase was also related to increased marketing efforts for our Web sites resulting in a larger customer base and repeat purchases from existing customers.

         Cost of sales increased from $270,208 in 1998 to $4,009,074 in 1999. As a percentage of net sales, the Company's gross margin was 28% for 1998 and 5% for 1999. This decrease in gross margin is due to the increase in sales of lower margin new display products and peripherals to our largest customer, which eroded the overall gross margin.

         Selling, general and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expense, as well as professional fees and advertising costs. Selling general and administrative expenses were $1,085,146 for 1998 and $4,207,638 for 1999. This increase was due primarily to the issuance of restricted common stock to consultants for services rendered to the Company in lieu of cash compensation. These consultants provided sales and marketing support, and general business development support as needed by the Company. This increase was also due to the professional fees and costs associated with compliance to become a fully reporting public company.

         Net cash used in operating activities was $525,512 for 1998 and $1,510,603 for 1999. Net cash used in operating activities was primarily attributable to net losses and the increased due on factored receivables.

         Net cash used in investing activities was $21,396 for 1999. This was primarily related to purchases of property and equipment.

         Net cash provided by financing activities was $1,517,614 for the twelve months ended December 31, 1999. Net cash provided by financing activities resulted from the issuance of common stock in a Private Placement Offering and the Company's Factoring Agreement.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had a $337,245 working capital deficiency. The Company is currently evaluating various equity and debt sales to raise capital to carry out its operating plan for fiscal 2000. The Company believes it will require approximately $400,000 to effectively carry out its operating plan for fiscal 2000. In an effort to reduce costs, the Company has made various changes in the compensation of certain employees. Also, with the hiring of additional sales representatives, the Company expects that revenues generated from sales and other internally generated capital will be sufficient to cover operating expenses until additional capital can be raised. The Company has renewed its Factoring Agreement to facilitate the financing of large orders and has increased the Factor amount to $1,000,000, based on eligible sales. There can be no assurance that additional capital will be available to the Company on terms acceptable to it, or at all. If these funds are not available to the Company, operating and business results likely will be materially adversely affected. These adverse results could include but are not limited to:
(i) a reduction in personnel which would decrease sales and revenue production
(ii) a decrease in new business ventures due to lack of funds available to purse new opportunities (iii) the inability to purchase products for resale (iv) the inability to maintain our computer systems and e-commerce Web sites necessary for continued operations. The Company's capital requirements will depend on numerous factors, including the rates at which the Company expands its personnel and infrastructure to accommodate growth and invests in new technologies. In addition, as part of its strategy, the Company evaluates potential alliances with businesses that extend or complement the Company's business. Future alliances may be funded with alliance financing, institutional financing, or additional equity offerings. There can be no assurance that future alliances, if identified, will be consummated by the Company.


ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements

         Independent Auditors' Report.................................      14
         Balance Sheet................................................      15
         Statements of Operations.....................................      16
         Statement of Shareholders' Deficit...........................      17
         Statements of Cash Flows.....................................   18-19
         Notes to Financial Statements................................   20-26

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


February 9, 2000
Miami, Florida                        /s/ Berkowitz Dick Pollack & Brant, LLP


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
                                                                                                             ===========

    See accompanying notes to financial statements.


                            ALLNETSERVICES.COM CORP.
                            STATEMENTS OF OPERATIONS

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
                                                                       ===========    ===========


See accompanying notes to financial statements.


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

See accompanying notes to financial statements.

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

                            ALLNETSERVICES.COM CORP.

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

                            ALLNETSERVICES.COM CORP.

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

                            ALLNETSERVICES.COM CORP.

NOTE C--RELATED PARTY TRANSACTIONS--Continued

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

                            ALLNETSERVICES.COM CORP.

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


NOTE H--INCOME TAXES

The Company has a deferred tax asset of approximately $1,852,000 and $195,000 resulting primarily from net operating losses at December 31, 1999 and 1998, respectively. A valuation allowance of $1,852,000 and $195,000 was recorded to reduce this deferred tax asset to zero at December 31, 1999 and 1998, respectively as the realization of the deferred tax asset is not currently predicatable. For federal income tax purposes, the Company has net operating loss carryforwards of approximately $5,043,000 expiring through the year 2019.

                            ALLNETSERVICES.COM CORP.

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

NOTE M--JOINT VENTURE AGREEMENT

In March 1999, the Company entered into an agreement whereby the Company will design, host and maintain a Website for a mortgage company which will provide mortgages online. The Company

                            ALLNETSERVICES.COM CORP.

NOTE M--JOINT VENTURE AGREEMENT--CONTINUED

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

Jerry Aubel and Robert Aubel are brothers.

ITEM 10. EXECUTIVE COMPENSATION.

         The Company paid the following salaries to its executives:

                                              1999                       1998
                                              ----                       ----

Robert Aubel, Pres. & CEO                    $104,000                $   104,000

Jerry Aubel, VP                               $78,000                    $78,000

Todd Talbot, IT Director                      $70,000                    $70,000

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

         During 1999, the Company owed approximately $36,000 to a relative of the Company's president for advances to the Company.

         In November 1998, the Company entered into a factoring agreement (the "Agreement") in which the Company contracted to sell certain of its accounts receivable, with recourse, to a corporation (the "Factor"), at 98% of face value. In December 1998, the Company issued 250,000 shares of Restricted Common Stock to the Factor for $100,000. In the event certain accounts are not acceptable to the Factor due to, among other things, credit worthiness or the nature of the product sold, the Factor may agree to accept the account at a lower percentage of face value. All accounts sold pursuant to the Agreement must be approved by the Factor within a reasonable period of time. Amounts due the Factor under the Agreement are collateralized by substantially all of the Company's assets. The Agreement expired in November 1999. The Company has renewed the Factoring Agreement with an increase in the factor amount to $1,000,000 based on eligible sales, and it will be in effect until November 28, 2001.

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

                                      ALLNETSERVICES.COM CORP.




                                      By: /s/ Robert J. Aubel
                                      -----------------------
                                      (Principal Executive Officer and Director)



                                      Date: April 14, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






                                         Director                    4/14/00
/s/ Robert J. Aubel


                                         Director                    4/14/00
/s/ Anthony Byrne



                                         Director                    4/14/00
/s/ Jerry Aubel