Form 10QSB
period 2000-03-31
ALLNETSERVICES COM CORP
filed 2000-05-15
CIK 1093173

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE OF 1934

For the quarterly period ended March 31, 2000

Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                         AllnetServices.com Corporation
             (Exact name of registrant as specified in this charter)


            Florida                              65-0755455
            -------                              ----------
   (State of other jurisdiction                  (IRS Employer
    of incorporation)                           Identification No.)


           3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065
           ----------------------------------------------------------
                     Address of principal executive offices

         Registrant's telephone number, including area code 954-346-7575

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2000 there were 12,695,700 shares of the Issuer's Common Stock outstanding.

                            ALLNETSERVICES.COM CORP.
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information
                                                                      PAGE(S)

        Item 1.   Financial Statements                                  3-8

        Item 2.   Management's Discussion and Analysis                 9-10

Part II. Other Information                                               10

        Item 1.   Legal Proceedings                                      10

        Item 2.   Signatures                                             10

                                                   ALLNETSERVICES.COM CORP.
                                                     BALANCE SHEETS


                                                                                                     March 31,          December 31,
                                                                                                       2000                 1999
                                                                                                       ----                 ----
                                                                                                     UNAUDITED
                                     ASSETS

Current Assets

      Cash                                                                                          $    47,297         $       --
      Accounts receivable (net of allowance for doubtful accounts
            of $90,000)                                                                                  78,120              25,752
      Due from factor                                                                                   646,663             790,040
      Inventories (net of allowance for obsolescence of $11,000)                                          8,158               8,158
                                                                                                    -----------         -----------

            Total current assets                                                                        780,238             823,950
                                                                                                    -----------         -----------

Property and equipment                                                                                   70,344              70,344
      Less: Accumulated depreciation                                                                     24,883              21,458
                                                                                                    -----------         -----------
      Property and equipment-net                                                                         45,461              48,886
                                                                                                    -----------         -----------

Other                                                                                                     7,268               7,268
                                                                                                    -----------         -----------

                                                                                                    $   832,967         $   880,104
                                                                                                    ===========         ===========

                             LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

      Accounts payable and accrued liabilities                                                      $   335,268         $   298,399
      Due from factor                                                                                   621,944             767,614
      Due to related party-net                                                                          114,182              95,182
                                                                                                    -----------         -----------

            Total current liabilities                                                                 1,071,394           1,161,195
                                                                                                    -----------         -----------

Shareholders' Deficit

      Commonstock-$.0001 par value, 50,000,000 shares authorized, issued and outstanding 10,184,700 at March 31, 2000 and
            10,044,700 at December 31, 1999                                                               1,019               1,005
      Additional paid-in capital                                                                      5,210,849           5,175,863
      Deficit                                                                                        (5,450,295)         (5,457,959)
                                                                                                    -----------         -----------
        Total shareholders' deficit                                                                    (238,427)           (281,091)
                                                                                                    -----------         -----------

                                                                                                       $832,967             $880,104
                                                                                                    ===========         ============



   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                            STATEMENTS OF OPERATIONS
              Three Months ended March 31, 2000 and March 31, 1999


                                                                                                   Three Months Ended March 31,
                                                                                             ---------------------------------------
                                                                                                    2000                 1999
                                                                                             -------------------- ------------------
                                                                                                  UNAUDITED           UNAUDITED
Revenues                                                                                          $   846,850           $ 1,131,768

Cost of sales                                                                                         679,661             1,038,363
                                                                                                  -----------           -----------

      Gross profit                                                                                    167,189                93,405

Selling, general, and administrative expenses                                                         159,525               254,450
                                                                                                  -----------           -----------

      Income (loss)  from operations before income tax benefit                                          7,664              (161,045)


Income tax benefit                                                                                       --                    --
                                                                                                  -----------           -----------

      Net income (loss)                                                                           $     7,664           ($  161,045)
                                                                                                  ===========           ===========


Basic earnings (loss)  per common share                                                           $     0.001           ($     0.02)
                                                                                                  ===========           ===========



Average common shares outstanding                                                                  10,053,928             8,182,367
                                                                                                  ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                       STATEMENT OF SHAREHOLDERS' DEFICIT
                        Three months ended March 31, 2000


                                                                                                Additional
                                                                           Common Stock        Paid-in Capital           (Deficit)
                                                                          ------------        ---------------           ---------
Balance December 31, 1999                                                $     1,005             $5,175,863             ($5,457,959)

         Sale of Common Stock                                                     14                 34,986                    --

         Net Income                                                             --                     --                     7,664



Balance March 31,2000  (Unaudited)                                       -----------             ----------             -----------
                                                                         $     1,019             $5,210,849             ($5,450,295)
                                                                         ===========             ==========             ===========



   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                            STATEMENTS OF CASH FLOWS
              Three Months ended March 31, 2000 and March 31, 1999


                                                                                                     Three Months Ended March 31,
                                                                                                     ----------------------------
                                                                                                         2000               1999
                                                                                                         ----               ----
                                                                                                       UNAUDITED          UNAUDITED
Cash flows from operating activities
        Net income (loss)                                                                              $   7,664          ($161,045)
        Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities
              Depreciation                                                                                 3,425              2,806
              (Increase) decrease in accounts receivable                                                 (52,368)            31,406
              (Decrease) in due to/ from factor-net                                                       (2,293)              --
              (Increase) in inventory                                                                       --              (26,435)
              (Increase) in other assets                                                                                    (25,000)
              (Decrease) Increase in accounts payable and accrued expenses                                36,869            (34,471)
              (Decrease) Increase in due to related party                                                 19,000            (51,950)
                                                                                                       ---------          ---------
                   Total adjustments                                                                       4,633           (103,644)
                                                                                                       ---------          ---------

                   Net cash provided (used) by operating activities                                       12,297           (264,689)
                                                                                                       ---------          ---------
Cash flows from investing activities

        Purchase of property and equipment                                                                  --              (17,858)
                                                                                                       ---------          ---------

                   Net cash (used) by investing activities                                                  --              (17,858)
                                                                                                       ---------          ---------

Cash flows from financing activities
        Sale of common stock                                                                              35,000            700,002
                                                                                                       ---------          ---------
                   Net cash provided by financing activities                                              35,000            700,002
                                                                                                       ---------          ---------

Increase in cash                                                                                          47,297            417,455

Cash--beginning                                                                                             --               14,385
                                                                                                       ---------          ---------

Cash--end                                                                                              $  47,297          $ 431,840
                                                                                                       =========          =========


Supplemental disclosure of cash flow information:

        Interest paid                                                                                  $     551          $     313
                                                                                                       =========          =========


   The accompanying notes are an integral part of these financial statements.

                            AllnetServices.com Corp.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of ALLNETSERVICES.COM CORP, the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31,1999 for additional information relevant to significant accounting policies followed by the Company.


2.    BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999 and cash flows for each of the three month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

      The Company reclassified certain minor items to conform to the March 31, 2000 presentation.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

AllnetServices.com Corp. specializes in the on-line marketing and distribution of a broad range of products and e-commerce solutions to business-to-business
(B2B) and business-to-consumer (B2C) customers. Its Internet-related businesses include: AllnetServices.com, which offers professional graphics design, database management, web site development and web hosting services; AllCopiers.com, offering wholesale pricing on copiers and other office equipment; Allnetmortgages.com, an online mortgage lending web site; Allmonitors.com, a web site dedicated solely to offering all monitor-related merchandise; AllnetDirect.com, which lists over 45,000 computer-related products; Allnotebooks.com, offering notebooks computers, PDA's and accessories; and Allnetpagers.com which offers wireless messaging products and services. Allnetmortgages.com, Allnetdirect.com and Allmonitors.com are also published in Spanish


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

Net sales are comprised of product sales, net returns and allowances. Net sales for the three months ended March 31, 2000 were $846,850 compared to $1,131,768 for the same period in 1999. This decrease in sales was due to a decrease in promotional spending and several customer orders shipping in the second quarter.

Cost of sales for the three months ended March 31, 2000 were $679,661 as compared to $1,038,363 for the three months ended March 31,1999. The decrease is attributable to the decrease in net sales in the period.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $159,525 as compared to $254,450 for the three months ended March 31, 1999. The decrease is primarily due to a decrease in Company payroll and promotional expenses.

Net income of the Company was $7,664 for the three months ended March 31, 2000 as compared to a net loss of $161,045 for the three months ended March 31, 1999. The increase in net income is primarily attributable to increased profit margins and a decrease in Company expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2000 was $12,297 as compared to $264,689 in cash used by operating activities for the three months ended March 31, 1999. This increase in cash provided by operating activities is due to an increase in net income and cost cutting activities.

At March 31, 2000, the Company had total current assets of $780,238 for the three months ended March 31, 2000 as compared to $823,950 for the three months ended March 31, 1999.

Net cash used in investing activities was $0 for the three months ended March 31, 2000 as compared to $17,858 for the three months ended March 31, 1999. This decrease was due to the fact that no assets were purchased in the period.

Net cash provided by financing activities was $35,000 for the three months ended March 31, 2000 as compared to $700,002 for the three months ended March 31, 1999. This decrease is due to the fact that there were no substantial capital stock sales during the period.

YEAR  2000

The Company had successfully completed all Year 2000 remediation, replacement, and testing prior to January 1, 2000. Through May 1, 2000, the Company nor its suppliers have experienced no Year 2000 problems that affected business operations. At this time, the Company does not expect any future problems related to Year 2000 to materialize. The cost of Year 2000 compliance was not material.






                            ALLNETSERVICES.COM CORP.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ALLNETSERVICES.COM CORP.

Date:  May 8, 2000                        By: /s/ ROBERT AUBEL
                                              --------------------
                                              Robert Aubel, President & CEO

                                  EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------


1.0                       Financial Data Schedule