Form 10QSB
period 2000-06-30
ALLNETSERVICES COM CORP
filed 2000-08-14
CIK 1093173

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    OF 1934

For the quarterly period ended June 30, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         AllnetServices.com Corporation
                     --------------------------------------
             (Exact name of registrant as specified in this charter)


                       Florida                          65-0755455
                       -------                          ----------
           (State of other jurisdiction               (IRS Employer
                  of incorporation)                Identification No.)


           3650 Coral Ridge Drive, Suite 101, Coral Springs, FL 33065
                     --------------------------------------
                     Address of principal executive offices

         Registrant's telephone number, including area code 954-346-7575

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000 there were 13,389,867 shares of the Issuer's Common Stock outstanding.


                            ALLNETSERVICES.COM CORP.

                                   FORM 10-QSB

                                      INDEX

Part I. Financial Information

                                                                                                         PAGE(S)
                                                                                                         -------
        Item 1.  Financial Statements                                                                       3-8

        Consolidated Balance Sheets at June 30 2000 (Unaudited) and December 31, 1999                       3

        Consolidated Statements of Operations for the three months and six
        months ended June 30, 2000 and 1999 (Unaudited)                                                     4-5

        Statement of Shareholders Equity                                                                    6

        Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999               7
        (Unaudited)

        Notes to Consolidated Financial Statements (Unaudited)                                              8

        Item 2.  Management's Discussion and Analysis                                                       9

Part II. Other Information                                                                                  11

        Item 1. Legal Proceedings                                                                           11

        Item 2. Signatures                                                                                  12

Exhibits

        Financial Data Schedule

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

                            ALLNETSERVICES.COM CORP.
                                 BALANCE SHEETS

                                                                                  June 30, 2000  December 31,1999
                                                                                  -------------  ----------------
                                                                                   (UNAUDITED)
                                     ASSETS
Current Assets
         Cash                                                                      $   223,631      $        --
         Accounts receivable (net allowance for doubtful accounts of $90,000         1,568,409           25,752
         Due from factor                                                                    --          790,040
         Inventories (net of allowance for obsolescence of $11,000)                     59,812            8,158
                                                                                   -----------      -----------

                  Total current assets                                               1,851,852          823,950
                                                                                   -----------      -----------

         Property and equipment                                                         79,260           70,344
              Less: Accumulated depreciation                                            28,308           21,458
                                                                                   -----------      -----------
              Property and equipment-net                                                50,952           48,886
                                                                                   -----------      -----------

Other                                                                                    7,268            7,268
                                                                                   -----------      -----------
                                                                                   $ 1,910,072      $   880,104
                                                                                   ===========      ===========

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
         Accounts payable and accrued liabilities                                  $ 1,070,738      $   298,399
         Due to factor                                                                      --          767,614
         Due to related party-net                                                       65,182           95,182
                                                                                   -----------      -----------
                  Total current liabilities                                          1,135,920        1,161,195
                                                                                   ===========      ===========

Shareholders Equity (Deficit)

         Common stock-$.0001 par value, 50,000,000 shares authorized, Issues and outstanding 13,627,367 at June 30, 2000 and
              10,044,700 at December 31,1999                                             1,363            1,005
         Additional paid in capital                                                  6,185,429        5,175,863
         Deficit                                                                    (5,412,640)      (5,457,959)
                                                                                   -----------      -----------
                  Total shareholders' equity (deficit)                                 774,152         (281,091)
                                                                                   ===========      ===========

                                                                                   $ 1,910,072      $   880,104
                                                                                   ===========      ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF OPERATIONS

                Three months ended June 30, 2000 and June 30,1999


                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                      2000             1999
                                                                      ----             ----
                                                                     Unaudited       Unaudited
Revenues                                                           $  2,213,586    $    391,749

Cost of Sales                                                         1,427,117         299,761
                                                                   ------------    ------------

         Gross profit                                                   786,469          91,988

Selling, general and administrative expenses                            754,714         201,362
                                                                   ------------    ------------

         Profit (loss) from operations before income tax benefit         31,755        (109,374)

Income tax benefit                                                       (4,800)             --
                                                                   ------------    ------------

Net income                                                         $     36,555        ($109374)
                                                                   ============    ============

Basic income (loss) per common share                               $      0.004    ($     0.013)
                                                                   ============    ============

Average common shares outstanding                                    10,053,928       8,182,367
                                                                   ============    ============

              The accompanying notes are an integral part of these
                             financial statements.


                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF OPERATIONS

                 Six months ended June 30, 2000 and June 30,1999

                                                                    Six Months Ended June 30,
                                                                   -------------------------
                                                                      2000             1999
                                                                      ----             ----
                                                                   Unaudited        Unaudited
Revenues                                                           $  3,060,436    $  1,523,517

Cost of Sales                                                         2,106,778       1,338,124
                                                                   ------------    ------------


         Gross profit                                                   953,658         185,393

Selling, general and administrative expenses                            914,239         455,812
                                                                   ------------    ------------

         Profit (loss) from operations before income tax benefit         39,419        (270,419)

Income tax benefit                                                       (5,900)             --
                                                                   ------------    ------------

                                                                   $     45,319    ($   270,419)
                                                                   ============    ============

Basic income (loss) per common share                               $      0.004    ($     0.032)
                                                                   ============    ============

Average common shares outstanding                                    11,332,256       8,365,700
                                                                   ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                             ALLNETSERVICES.COM CORP

                        STATEMENT OF SHAREHOLDERS EQUITY

                         Six Months ended June 30, 2000

                                                           Common Stock  Additional Paid-In Capital   (Deficit)
                                                           ------------  --------------------------   ---------
Balance December 31, 1999                                  $     1,005           $ 5,175,863         ($5,457,959)

   Sale of common stock                                            186               430,000                  --

   Common stock issued for services                                172               579,566
   Net income                                                       --                    --              45,319
                                                           -----------           -----------         -----------

Balance June 30, 2000 (Unaudited)                          $     1,363           $ 6,185,429         ($5,412,640)
                                                           ===========           ===========         ===========


              The accompanying notes are an integral part of these
                              financial statements.


                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF CASH FLOWS

                 Six Months ends June 30, 2000 and June 30, 1999


                                                                         Six Months ended June 30,
                                                                        --------------------------
                                                                           2000           1999
                                                                        --------------------------
                                                                         UNAUDITED       UNAUDITED
Cash flows from operating activities
         Net income (loss)                                              $    45,319    ($  273,225)
          Adjustments to reconcile net (loss) to net cash
         provided (used) by operating activities
         Depreciation                                                         6,850          5,612
         Common stock issued for services                                   579,738
         (Increase) decrease in accounts receivable                      (1,543,015)       164,876
         Increase (decrease) in due to/from factor-net                       22,784       (234,965)

         (Increase) in inventory                                            (51,654)       (23,728)
         (Increase) in other assets                                              --        (25,000)
         (Decrease) increase in accounts payable and accrued expenses       772,339        (34,471)
         (Decrease) in due to related party                                 (30,000)       (51,950)
                                                                        -----------    -----------

               Total Adjustments                                           (242,958)      (199,626)
                                                                        -----------    -----------

               Net cash (used) by operating activities                     (197,639)      (472,851)
                                                                        -----------    -----------

Cash flows from investing activities

         Purchase of property and equipment                                  (8,916)       (17,858)
                                                                        -----------    -----------

               Net cash (used) by investing activities                       (8,916)       (17,858)
                                                                        -----------    -----------

Cash flows from financing activities
         Sale of restricted common stock                                    430,186        700,002
                                                                        -----------    -----------

             Net cash provided by financing activities                      430,186        700,002
                                                                        -----------    -----------

Increase in cash                                                            223,631        209,293

Cash- beginning                                                                  --         14,385
                                                                        -----------    -----------

Cash - end                                                              $   223,631    $   223,678
                                                                        ===========    ===========
Supplemental disclosure of cash flow information:

         Interest paid                                                  $       671    $     4,151
                                                                        ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            ALLNETSERVICES.COM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of ALLNETSERVICES.COM CORP. the disclosures contained in the Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Company.

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the six month periods ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The Company reclassified certain minor items to conform to the June 30, 2000 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

AllnetServices.com Corp. is a diversified Internet-related business that specializes in the on-line marketing and distribution of a broad range of products and e-commerce solutions to business-to-business (B2B) and business-to-consumer (B2C) customers. Its Internet-related businesses include:
AllnetServices.com, which offers professional graphics design, database management, web site development and web hosting services; AllCopiers.com, offering wholesale pricing on copiers and other related office equipment; Allnetmortgages.com, an online mortgage lending web site; Allmonitors.com, a web site dedicated solely to offering all monitor-related merchandise; AllnetDirect.com, which lists over 45,000 computer-related products; Allnotebooks.com, offering notebooks computers, PDA's and accessories; and Allnetpagers.com which offers wireless messaging products and services. Allnetmortgages.com, Allnetdirect.com and Allmonitors.com are also published in Spanish.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

Net sales are comprised of product sales, net returns and allowances. Net sales for the three months ended June 30, 2000 were $2,213,586 compared to $376,249 for the same period in 1999. Net sales for the six month period ending June 30, 2000 were $3,060,436 compared to $1,523,517 for the same period in 1999. This increase in sales was due to increased marketing efforts for display products, and an increase in sales personnel in the AllCopiers.com and Web services divisions.

Cost of sales for the three months ended June 30, 2000 was $1,427,117 compared to $299,761 for the same period in 1999. Cost of sales for the six months ended June 30, 2000 was $2,106,778 compared to $1,338,124 for the same period in 1999. These increases are attributed to an increase in overall sales.

Selling, general and administrative expense includes administrative, finance and purchasing, personnel and related costs, general office and depreciation expense, as well as professional fees and advertising costs. Selling, general and administrative expenses for the three months ended June 30, 2000 were $786,469 compared to $78,488 for the same period in 1999. Selling, general and administrative expenses for the six month period ended June 30, 2000 was $953,658 compared to $185,393 for the same period in 1999. This increase is due to the issuance of restricted common stock to consultants for services rendered to the Company in lieu of cash compensation, and a general increase in the overall revenue generated in the periods.

Net income for the three months ended June 30, 2000 was $36,555 compared to a net loss of $122,874 for the same period in 1999. Net income for the six months ended June 30, 2000 was $45,319 compared to a net loss of $273,225 for the same period in 1999. This increase in net income is primarily attributable to increased revenues, profit margins, and a decrease in Company expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended June 30, 2000 was $197,639 compared to $472,851 for the same period in 1999. Net cash used in operating activities was primarily attributable to an increase in sales and an increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2000 was $8,916 compared to $17,858. This decrease was primarily related to a decrease in purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2000 was $430,186 compared to $700,002 for the same period in 1999. This decrease is attributable to a decrease in the sale of restricted common stock.

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

                                              ALLNETSERVICES.COM CORP.



Date:  August 11, 2000                        By: /s/ ROBERT AUBEL
                                              --------------------
                                              Robert Aubel, President & CEO

                                  EXHIBIT INDEX





EXHIBIT                         DESCRIPTION
-------                         -----------

27                              Financial Data Schedule