Form 10QSB
period 2000-09-30
ALLNETSERVICES COM CORP
filed 2000-11-13
CIK 1093173

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE OF 1934

               For the quarterly period ended September 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         AllnetServices.com Corporation
             (Exact name of registrant as specified in this charter)


                       Florida                          65-0755455
              ---------------------------          -------------------
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000 there were 14,879,867 shares of the Issuer's Common Stock outstanding.

                            ALLNETSERVICES.COM CORP.
                                   FORM 10-QSB

                                      INDEX

Part I. Financial Information
                                                                                                             PAGE(S)
     Item 1.   Financial Statements                                                                            3-8

     Consolidated Balance Sheets at September 30 2000 (Unaudited) and December 31, 1999                        3
     Consolidated Statements of Operations for the three months and nine months ended
     September 30, 2000 and 1999 (Unaudited)                                                                   4-5
     Statement of Shareholders Equity                                                                          6
     Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999               7
     (Unaudited)
     Notes to Consolidated Financial Statements (Unaudited)                                                    8

     Item 2.         Management's Discussion and Analysis                                                      9-10

Part II. Other Information                                                                                     11

     Item 1.Legal Proceedings                                                                                  11

     Item 2. Signatures                                                                                        11

Exhibits

         Financial Data Schedule

Part I. Financial Information

     Item 1.  Financial Statements


                            ALLNETSERVICES.COM CORP.
                                 BALANCE SHEETS

                                                                                            September 30,2000      December 31,1999
                                                                                            -----------------      ----------------
                                                                                               (UNAUDITED)
                                     ASSETS
Current Assets

         Cash                                                                                 $    58,677            $        --
         Accounts receivable (net allowance for doubtful accounts of $90,000                    2,020,235                 25,752
         Due from factor                                                                               --                790,040
         Inventories (net of allowance for obsolescence of $11,000)                                79,910                  8,158
                                                                                              -----------            -----------

                  Total current assets                                                          2,158,822                823,950

         Property and equipment                                                                    81,347                 70,344
              Less: Accumulated depreciation                                                       31,733                 21,458
                                                                                              -----------            -----------
              Property and equipment-net                                                           49,614                 48,886
                                                                                              -----------            -----------

         Other                                                                                      7,268                  7,268
                                                                                              -----------            -----------
                                                                                              $ 2,215,704            $   880,104
                                                                                              ===========            ===========

                                   LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

         Accounts payable and accrued liabilities                                             $ 1,429,219            $   298,399
         Due to factor                                                                                 --                767,614
         Due to related party-net                                                                   1,682                 95,182
                                                                                              -----------            -----------

                  Total current liabilities                                                     1,430,901              1,161,195
                                                                                              -----------            -----------

Shareholders Equity (Deficit)

         Common stock-$.0001 par value, 50,000,000 shares authorized,
            Issues and outstanding 14,879,867 at September 30, 2000 and
            10,044,700 at December 31,1999                                                          1,363                  1,005
         Additional paid in capital                                                             6,185,429              5,175,863
         Deficit                                                                               (5,401,989)            (5,457,959)
                                                                                              -----------            -----------
                  Total shareholders' equity (deficit)                                            784,803               (281,091)
                                                                                              -----------            -----------

                                                                                              $ 2,215,704            $   880,104
                                                                                              ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF OPERATIONS

           Three months ended September 30, 2000 and September 30,1999


                                               Three Months Ended September 30,
                                                   2000                1999
                                               ------------        ------------
                                                 Unaudited            Unaudited

Revenues                                       $  1,018,990        $    809,737

Cost of Sales                                       896,457             781,867
                                               ------------        ------------


         Gross profit                               122,533              27,870

Selling, general and administrative expenses        105,982             195,476
                                               ------------        ------------

         Net income (loss)                     $     16,551        ($   167,606)
                                               ============        ============

Basic income (loss) per common share           $      0.001        ($     0.017)
                                               ============        ============

Average common shares outstanding                11,332,256          10,053,928
                                               ============        ============






   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF OPERATIONS

           Nine months ended September 30, 2000 and September 30,1999


                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2000                1999
                                                -----------         -----------
                                                 Unaudited           Unaudited


Revenues                                        $ 4,079,426         $ 2,333,254

Cost of Sales                                     3,003,235           2,119,991
                                                -----------         -----------

         Gross profit                             1,076,191             213,263

Selling, general and administrative expenses      1,020,221             659,965
                                                -----------         -----------


         Net Income (loss)                      $    55,970         ($  446,702)


Basic income (loss) per common share            $     0.005         ($     0.05)
                                                ===========         ===========


Average common shares outstanding                11,332,256           8,930,200
                                                ===========         ===========







   The accompanying notes are an integral part of these financial statements.

                             ALLNETSERVICES.COM CORP

                        STATEMENT OF SHAREHOLDERS EQUITY

                      Nine Months ended September 30, 2000

                                                                           Common Stock   Additional Paid-In Capital     (Deficit)
                                                                           ------------   --------------------------     ---------
Balance December 31, 1999                                                 $     1,005            $ 5,175,863            ($5,457,959)

     Sale of common stock                                                         186                430,000                     --

     Common stock issued for services                                             172                579,566

     Net income                                                                    --                     --                 55,970
                                                                          -----------            -----------            -----------

Balance September 30, 2000 (Unaudited)                                    $     1,363            $ 6,185,429            ($5,401,989)
                                                                          ===========            ===========            ===========





   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                             STATEMENT OF CASH FLOWS

           Nine Months ended September 30, 2000 and September 30, 1999

                                                                                        Nine Months ended September 30,
                                                                                       ---------------------------------
                                                                                          2000                   1999
                                                                                       -----------           -----------
                                                                                        UNAUDITED              UNAUDITED
Cash flows from operating activities
         Net income (loss)                                                             $    55,970           ($  446,702)
          Adjustments to reconcile net (loss) to net cash
         provided (used) by operating activities
         Depreciation                                                                       10,275                 8,676
         Common stock issued for services                                                  579,738
         (Increase) decrease in accounts receivable                                     (1,994,483)             (552,471)
         Increase (decrease) in due to/from factor-net                                      22,426               222,480
         (Increase) in inventory                                                           (71,752)              (31,660)
         (Increase) in other assets                                                             --               (25,000)
         (Decrease) increase in accounts payable and accrued expenses                    1,130,820               163,907
         (Decrease) in due to related party                                                (93,500)              (52,450)
                                                                                       -----------           -----------

               Total Adjustments                                                          (416,476)             (266,518)
                                                                                       -----------           -----------


               Net cash (used) by operating activities                                    (360,506)             (713,220)
                                                                                       -----------           -----------


Cash flows from investing activities

         Purchase of property and equipment                                                (11,003)              (21,536)
                                                                                       -----------           -----------

               Net cash (used) by investing activities                                     (11,003)              (21,563)
                                                                                       -----------           -----------


Cash flows from financing activities
         Sale of restricted common stock                                                   430,186               700,002
                                                                                       -----------           -----------

             Net cash provided by financing activities                                     430,186               700,002
                                                                                       -----------           -----------

Increase in cash                                                                            58,677               (34,781)

Cash- beginning                                                                                 --                64,385
                                                                                       -----------           -----------

Cash - end                                                                             $    58,677           $    29,604
                                                                                       ===========           ===========

Supplemental disclosure of cash flow information:

         Interest paid                                                                 $       671           $     4,151
                                                                                       ===========           ===========




   The accompanying notes are an integral part of these financial statements.

                            ALLNETSERVICES.COM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine month periods ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The Company reclassified certain minor items to conform to the September 30, 2000 presentation.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

AllnetServices.com Corp. is a diversified Internet-related business that specializes in the on-line marketing and distribution of a broad range of products and e-commerce solutions to business-to-business (B2B) and business-to-consumer (B2C) customers. Its Internet-related businesses include:
AllnetServices.com, which offers professional graphics design, database management, web site development and web hosting services; AllCopiers.com, offering wholesale pricing on copiers and other related office equipment; Allnetmortgages.com, an online mortgage lending web site; Allmonitors.com, a web site dedicated solely to offering all monitor-related merchandise; AllnetDirect.com, which lists over 45,000 computer-related products; Allnotebooks.com, offering notebooks computers, PDA's and accessories; and Allnetpagers.com which offers wireless messaging products and services. Allnetmortgages.com, Allnetdirect.com and Allmonitors.com are also published in Spanish. Allcopiers.com is also an authorized dealer for Sharp Electronics Digital Imager line of digital copiers/printers in the Broward County, Florida territory.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Net sales are comprised of product sales, net returns and allowances. Net sales for the three months ended September 30, 2000 were $1,018,990 compared to $809,737 for the same period in 1999. Net sales for the nine month period ending September 30, 2000 were $4,079,426 compared to $2,333,254 for the same period in 1999. This increase in sales was due to increased marketing efforts for display products, and an increase in sales and service revenue in the AllCopiers.com and Web services divisions.

Cost of sales for the three months ended September 30, 2000 was $896,457 compared to $781,867 for the same period in 1999. Cost of sales for the nine months ended September 30, 2000 was $3,003,235 compared to $2,119,991 for the same period in 1999. These increases are attributed to an increase in overall sales.

Selling, general and administrative expense includes administrative, finance and purchasing, personnel and related costs, general office and depreciation expense, as well as professional fees and advertising costs. Selling, general and administrative expenses for the three months ended September 30, 2000 were $105,982 compared to $195,476 for the same period in 1999. Selling, general and administrative expenses for the nine month period ended September 30, 2000 was $1,020,221 compared to $659,965 for the same period in 1999. The decrease in the three month period ended September 30, 2000 is attributable to a decrease in payroll expense and other cost cutting measures, and the increase in the nine month period ended September 30, 2000 is attributable to an overall increase in gross sales.

Net income for the three months ended September 30, 2000 was $16,551 compared to a net loss of $167,606 for the same period in 1999. Net income for the nine months ended September 30, 2000 was $55,970 compared to a net loss of $446,702 for the same period in 1999. This increase in net income is primarily attributable to increased revenues, profit margins, and a decrease in Company expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended September 30, 2000 was $360,506 compared to $713,220 for the same period in 1999. Net cash used in operating activities was primarily attributable to an increase in sales and an increase in accounts receivable.

Net cash used in investing activities for the six months ended September 30, 2000 was $11,003 compared to $21,563. This decrease was primarily related to a decrease in purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $430,186 compared to $700,002 for the same period in 1999. This decrease is attributable to a decrease in the sale of restricted common stock.

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

                                                  ALLNETSERVICES.COM CORP.

Date:  August 8, 2000                             By: /s/ ROBERT AUBEL
                                                  --------------------
                                                  Robert Aubel, President & CEO

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

1.0            Financial Data Schedule